Form 10-K
period 2023-12-31
CF 2019-CF3 Mortgage Trust
filed 2024-03-18
CIK 1793744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 180 Water Mortgage Loan and the 3 Columbus Circle Mortgage Loan, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to April 27, 2023 and the primary servicer and special servicer of the 225 Bush Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (See Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         KeyBank National Association, as Primary Servicer

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 33.1)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.12       K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan on and after April 27, 2023 (see Exhibit 33.3)

33.13       Wells Fargo Bank, National Association, as Trustee of the Airport Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Airport Square Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Airport Square Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.19       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.23       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.18)

33.25       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.6)

33.27       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

33.29       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan

33.30       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 33.5)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.34       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 33.7)

33.35       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 33.18)

33.36       Wilmington Trust, National Association, as Trustee of the Parklawn Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Parklawn Building Mortgage Loan (see Exhibit 33.5)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parklawn Building Mortgage Loan (see Exhibit 33.6)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 33.28)

33.41       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 33.18)

33.42       Wilmington Trust, National Association, as Trustee of the Wells Fargo Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Wells Fargo Place Mortgage Loan (see Exhibit 33.5)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Wells Fargo Place Mortgage Loan (see Exhibit 33.6)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wells Fargo Place Mortgage Loan (see Exhibit 33.32)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.1)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.1)

33.49       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 33.5)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 33.21)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 33.1)

33.54       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (see Exhibit 33.29)

33.55       Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 33.6)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 33.28)

33.60       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 33.18)

33.61       Wilmington Trust, National Association, as Trustee of the Park Central Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Citibank, N.A., as Custodian of the Park Central Tower Mortgage Loan (see Exhibit 33.25)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Park Central Tower Mortgage Loan (see Exhibit 33.21)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 33.32)

33.65       U.S. Bank National Association, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 33.27)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (See Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         KeyBank National Association, as Primary Servicer

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 34.1)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.12       K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan on and after April 27, 2023 (see Exhibit 34.3)

34.13       Wells Fargo Bank, National Association, as Trustee of the Airport Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Airport Square Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Airport Square Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.19       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.23       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.18)

34.25       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.6)

34.27       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

34.29       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan

34.30       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 34.5)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.34       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 34.7)

34.35       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 34.18)

34.36       Wilmington Trust, National Association, as Trustee of the Parklawn Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Parklawn Building Mortgage Loan (see Exhibit 34.5)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parklawn Building Mortgage Loan (see Exhibit 34.6)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 34.28)

34.41       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 34.18)

34.42       Wilmington Trust, National Association, as Trustee of the Wells Fargo Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Wells Fargo Place Mortgage Loan (see Exhibit 34.5)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Wells Fargo Place Mortgage Loan (see Exhibit 34.6)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wells Fargo Place Mortgage Loan (see Exhibit 34.32)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.1)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.1)

34.49       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 34.5)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 34.21)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 34.1)

34.54       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (see Exhibit 34.29)

34.55       Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 34.6)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 34.28)

34.60       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 34.18)

34.61       Wilmington Trust, National Association, as Trustee of the Park Central Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Citibank, N.A., as Custodian of the Park Central Tower Mortgage Loan (see Exhibit 34.25)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Park Central Tower Mortgage Loan (see Exhibit 34.21)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 34.32)

34.65       U.S. Bank National Association, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 34.27)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan on and after April 27, 2023 (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

35.12       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.5)

35.13       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.11)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

35.15       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 35.5)

35.17       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 35.11)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 35.14)

35.19       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 35.11)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 35.1)

35.23       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 35.14)

35.25       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 35.11)

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
(Depositor)

/s/ James Buccola

James Buccola, Executive Managing Director

(senior officer in charge of securitization of the depositor)

Date: March 18, 2024