Form 10-K
period 2024-12-31
CF 2019-CF3 Mortgage Trust
filed 2025-03-17
CIK 1793744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Parklawn Building Mortgage Loan, the Century Plaza Towers Mortgage Loan, the Wells Fargo Place Mortgage Loan and the Park Central Tower Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the Parklawn Building Mortgage Loan, the 3 Columbus Circle Mortgage Loan and the Bushwick Avenue Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Century Plaza Towers Mortgage Loan, the Wells Fargo Place Mortgage Loan, the Parklawn Building Mortgage Loan and the Park Central Tower Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of Interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement was scheduled for March 16, 2023 and was continued to May 5, 2023. The court approved the settlement in a decision dated April 8, 2024. An appeal of the Court’s decision was filed by one party, Cobalt LLC, which is believed to be focused solely on the timing of the distribution of the $27.5 million and not with respect to CWCAM’s liability or the amount paid. The appeal brief is due on September 1, 2024. The matter was subsequently resolved by the parties and approved by the Court and no further proceedings are required. The matter is closed.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Summary judgment briefing is scheduled to conclude on June 18, 2024. Oral argument was heard on October 22, 2024 and the court has taken the arguments under consideration. The timing of a decision is unknown. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

33.2         K-Star Asset Management LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         KeyBank National Association, as Primary Servicer

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 33.1)

33.10       K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 33.2)

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

33.16       KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)

33.17       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.18       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.22       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.17)

33.24       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

33.28       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan

33.29       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 33.4)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 33.27)

33.34       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 33.6)

33.35       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 33.17)

33.36       Wilmington Trust, National Association, as Trustee of the Parklawn Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Parklawn Building Mortgage Loan (see Exhibit 33.4)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parklawn Building Mortgage Loan (see Exhibit 33.5)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Parklawn Building Mortgage Loan (see Exhibit 33.31)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 33.27)

33.42       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 33.17)

33.43       Wilmington Trust, National Association, as Trustee of the Wells Fargo Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Wells Fargo Place Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the Wells Fargo Place Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wells Fargo Place Mortgage Loan (see Exhibit 33.31)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.1)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.1)

33.50       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 33.4)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 33.20)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 33.1)

33.55       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (see Exhibit 33.28)

33.56       Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 33.5)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 33.27)

33.61       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 33.17)

33.62       Wilmington Trust, National Association, as Trustee of the Park Central Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Citibank, N.A., as Custodian of the Park Central Tower Mortgage Loan (see Exhibit 33.24)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Park Central Tower Mortgage Loan (see Exhibit 33.20)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 33.31)

33.66       U.S. Bank National Association, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 33.26)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         K-Star Asset Management LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         KeyBank National Association, as Primary Servicer

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 34.1)

34.10       K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 34.2)

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

34.16       KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)

34.17       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.18       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.22       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.17)

34.24       Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

34.28       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan

34.29       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 34.4)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 34.27)

34.34       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 34.6)

34.35       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 34.17)

34.36       Wilmington Trust, National Association, as Trustee of the Parklawn Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Parklawn Building Mortgage Loan (see Exhibit 34.4)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Parklawn Building Mortgage Loan (see Exhibit 34.5)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Parklawn Building Mortgage Loan (see Exhibit 34.31)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 34.27)

34.42       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 34.17)

34.43       Wilmington Trust, National Association, as Trustee of the Wells Fargo Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Wells Fargo Place Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the Wells Fargo Place Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wells Fargo Place Mortgage Loan (see Exhibit 34.31)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.1)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.1)

34.50       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 34.4)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 34.20)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 34.1)

34.55       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (see Exhibit 34.28)

34.56       Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 34.5)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 34.27)

34.61       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 34.17)

34.62       Wilmington Trust, National Association, as Trustee of the Park Central Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Citibank, N.A., as Custodian of the Park Central Tower Mortgage Loan (see Exhibit 34.24)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Park Central Tower Mortgage Loan (see Exhibit 34.20)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 34.31)

34.66       U.S. Bank National Association, as Servicing Function Participant of the Park Central Tower Mortgage Loan (see Exhibit 34.26)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         K-Star Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 35.1)

35.7         K-Star Asset Management LLC, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)

35.9         KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.4)

35.10       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

35.11       KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.4)

35.12       LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.10)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan

35.14       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 35.13)

35.16       KeyBank National Association, as Primary Servicer of the Parklawn Building Mortgage Loan (see Exhibit 35.4)

35.17       LNR Partners, LLC, as Special Servicer of the Parklawn Building Mortgage Loan (see Exhibit 35.10)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 35.13)

35.19       LNR Partners, LLC, as Special Servicer of the Wells Fargo Place Mortgage Loan (see Exhibit 35.10)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 35.1)

35.23       CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Park Central Tower Mortgage Loan (see Exhibit 35.13)

35.25       LNR Partners, LLC, as Special Servicer of the Park Central Tower Mortgage Loan (see Exhibit 35.10)

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

/s/ Christian Wall

Christian Wall, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025